Form 10-Q
period 1995-03-31
GABELLI INVESTOR FUNDS INC
filed 1995-06-12
CIK 893783

[Photo of Mario J. Gabelli]



                    THE
                    GABELLI
                    ABC
                    FUND



                                      FIRST QUARTER REPORT
                                            MARCH 31, 1995

                              THE GABELLI ABC FUND
                              One Corporate Center
                            Rye, New York 10580-1434
                               FIRST QUARTER-1995

TO OUR SHAREHOLDERS:

     Robust corporate profits and investors' growing confidence that the Federal Reserve will successfully engineer a soft landing for the economy propelled the stock market to record highs in the first quarter of 1995. Large cap growth stocks, particularly in the technology and consumer non-durable sectors, led the market. The Gabelli ABC Fund, which seeks to achieve a positive return in various market environments, returned 3.9% for the quarter compared to the S&P 500's 9.7% gain.

INVESTMENT RESULTS(a)
- --------------------------------------------------------------------------------
                                           Quarter
                               -----------------------------
                               1st     2nd       3rd     4th    Year
                               ---     ---       ---     ---     ----
1995:   Net Asset Value.....  $9.94    ---       ---     ---      ---
        Total Return   .....   3.9%    ---       ---     ---      ---
- --------------------------------------------------------------------------------
1994:   Net Asset Value....  $10.12  $10.11    $10.42   $9.57    $9.57
        Total Return   ....    0.9%   (0.1)%     3.1%    0.6%     4.5%
- --------------------------------------------------------------------------------
1993:   Net Asset Value....    ---   $10.10    $10.63  $10.03   $10.03
        Total Return   ....    ---     1.0%(b)   5.2%    2.6%     9.1%(b)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Average Annual Returns - March 31, 1995 (a)
- -------------------------------------------
1 Year...................................   7.6%
  .......................................   5.4%(c)
Life of Fund(b)........................... 18.5%
  ......................................... 9.4%(c)
- --------------------------------------------------------------------------------
                        Dividend History
- -----------------------------------------------------------------
Payment (ex) Date        Rate Per Share       Reinvestment Price
- -----------------        --------------       -------------------
December 31, 1993             $0.88                  $10.03
December 28, 1994             $0.91                   $9.52

(a) Total return and average annual return reflect changes in share price and reinvestment of dividends and are net of expenses. The net asset value of the Fund is reduced on the ex-dividend (payment) date by the amount of the dividend paid. Of course, returns represent past performance and do not guarantee future results. Investment returns and the principal value of an investment will fluctuate. When shares are redeemed they may be worth more or less than their original cost. (b) From commencement of operations on May 14, 1993. (c) Adjusted for the maximum 2.0% sales charge applicable to investments not participating in the Performance Guaranty Program.

     Broader market indices such, as the Value Line Composite (+5.2%) and small cap indices like the Russell 2000 (+4.6%), also performed well on an absolute return basis, but lagged the more widely followed market yardsticks.

WHAT WE DO

     We do what is described as bottom up research: we read annual reports; we visit the competition; we talk to customers; we go belly to belly with management. We structure our portfolio by picking stocks.

     In past reports, we have tried to articulate our investment philosophy and methodology. The following graphic further illustrates the interplay among the four components of our valuation approach.


                                   [Graphic]


     Our focus is on free cash flow: earnings before interest, taxes, depreciation and amortization (EBITDA) minus the capital expenditures necessary to grow the business. We believe free cash flow is the best barometer of a business' value. Rising free cash flow often foreshadows net earnings improvement. We also look at earnings per share trends. Unlike Wall Street's ubiquitous earnings momentum players, we do not try to forecast earnings with accounting precision and then trade stocks based on quarterly expectations and realities. We simply try to position ourselves in front of long-term earnings uptrends. In addition, we analyze on and off balance sheet assets and liabilities such as plant and equipment, inventories, receivables, and legal, environmental and health care issues. We want to know everything and anything that will add to or detract from our private market value estimates. Finally, we look for a catalyst; something happening in the company's industry or indigenous to the company itself that will surface value. In the case of the independent telephone stocks, the catalyst is a regulatory change. In the agricultural equipment business, it is the increasing worldwide demand for American food and feed crops. In other instances, it may be a change in management, sale or spin-off of a division or the development of a profitable new business.

     When we identify stocks that qualify as fundamental and conceptual bargains, we then become patient investors. This has been a proven long-term method for preserving and enhancing wealth in the U.S. equities market. At the margin, our new investments are focused on businesses that are well managed and will benefit from sustainable long-term economic dynamics. These include macro trends, such as globalization of the market in filmed entertainment and telecommunications, and micro trends, such as increased focus on productivity enhancing goods and services.

COMMENTARY

The Market
- ----------
     We were pleasantly surprised by the market's strength in the first quarter. Corporate earnings continued to exceed consensus expectations with some signs of a slowing economy. Federal Reserve Chairman Alan Greenspan hinted that further short-term rate hikes may not be necessary. Long bonds rallied on the news, providing an additional tailwind for equities.

     With this strong quarter behind us, we look to the future. Our concerns include an anemic dollar that central bank intervention alone may not be able to cure. Will Doctor Greenspan, however reluctantly, be forced to administer an interest rate booster shot to prop up the greenback? We can't ignore the possibility of more inflation than is currently anticipated. Raw materials prices, oil and gold are rising again. Also, all may not be as quiet as it seems on the labor front. Finally, our distrust of strong consensus opinion makes us cautious. At current levels, the market may already be fully discounting all the good news.

A NEW ERA OF GLOBAL CONSOLIDATION

     On the positive side of the ledger, accelerating merger and acquisition activity in a broad range of industries is once again focusing Wall Street's attention on value. In our 1994 Annual Report, we discussed the dawning of a new era of strategic global consolidation. Our thesis is that in an increasingly competitive global business environment, corporate managements here and abroad are recognizing that extending product lines and building international distribution systems are critical to growth, if not survival.

     The necessary financial ingredients are in place. The world is full of willing lenders, equity is a viable currency, and there are still a lot of attractive franchises that are far cheaper to buy than build. Also, the weak dollar makes shopping for businesses in the U.S. stock market a real bargain for European and Japanese companies. Capital gains tax relief in the U.S. would help further incentivize sellers.

     We also opined that General Electric's (GE - $54.125 - NYSE) unsolicited bid for Kemper Corporation (KEM - $40.375 - NYSE) signalled the re-emergence of the hostile tender offer. We believe deals are going to be aggressively pursued regardless of target companies' willingness to politely negotiate. Our opinions are being validated by a surge in hostile bids. Already in 1995, we have seen six unsolicited bids for companies totalling more than $20 billion. This compares to approximately $24 billion in hostile bids for all of 1994.

     This dynamic has a powerful impact on investor perception. Ingersoll Rand's (IR - $32.875 - NYSE) hostile bid for Clark Equipment Company (CKL - NYSE - $82.50) in late March, almost single handedly sparked a sharp rally in cyclical stocks. Investors who had been rotating out of industrial companies due to expectations of decelerating earnings began positively re-assessing this sector on the basis of cash flow and long-term strategic values.

     How does this impact our Fund? As cash flow oriented value investors focusing on dominant franchise companies, we expect to benefit in two ways from ongoing global consolidation. Firstly, we think our portfolio represents an excellent shopping list for corporate bargain hunters. We expect to move more of our portfolio inventory over the next several years. Secondly, as deal flow accelerates, investors' focus shifts from net earnings to cash flow, (a much better barometer of business worth), helping others "discover" our type of value. This will serve as a rising tide that should lift many of the boats in our portfolio.

TAKING ADVANTAGE OF THE DOLLAR

     While the weak dollar is problematic for certain sectors of the U.S. economy and the broad stock market, it is a boon for American manufacturers with

"world class" products and well developed international distribution systems. Ten years ago, smart investors avoided companies that competed with Japan. Today, due in part to the cheap dollar versus the yen, those same smart folks are seeking out efficient U.S. companies that are going head to head against the Japanese. Auto and auto parts manufacturers, telecommunications equipment makers and agricultural equipment companies are some of the more direct beneficiaries.

I HAVE  JUST ONE WORD FOR YOU,  EDGAR: ENTERTAINMENT!

As of this writing, Seagram Company, Ltd. (VO - $31.75 - NYSE) is expected to announce the sale of its 25% ownership position in E.I. du Pont de Nemours (DD - $60.50 - NYSE) and the purchase of a majority stake in MCA, the filmed entertainment producer and distributor currently owned by Japan's Matsushita Electric (MC - $158.00 - NYSE). We are reminded of the famous line in Mike Nichols' award winning film The Graduate: " I have just one word for you,
Benjamin: Plastics!" Someone has convinced Seagram's CEO Edgar Bronfman that the future is in filmed entertainment, not chemicals or plastics. No details on the proposed transaction have been released and if it does transpire, only time will tell if it will ultimately be a box office blockbuster for Seagrams' shareholders. However, as interactive media becomes a reality worldwide, we do see unparalleled growth potential for entertainment software providers. It underscores our belief that portfolio companies like Time Warner Inc. (TWX - $37.75 - NYSE) and Viacom Inc. (VIA - $45.75 - NYSE) are materially undervalued at current prices.

NEW 5% PERFORMANCE  GUARANTY  PROGRAM FOR 1995

     On January 3, 1995, Gabelli Funds, Inc. launched its third Performance Guaranty Program, once again guaranteeing your principal investment up to $5,000 plus a return of at least 5% for the one year period through December 31, 1995. Accounts which participated in the 1994 Performance Guaranty Program are participating in the new program up to $5,000 if their investment remained in the Fund on January 3, 1995 and is held through December 31, 1995 and distributions are reinvested. There was no sales charge for investments covered by the new program. The portion of any new investment in excess of $5,000 made on January 3, 1995 and additional investments made subsequent to that date are subject to a 2% sales charge.

     We thought we would structure this report to you in a Question and Answer format. Questions that individuals have asked us about The Gabelli ABC Fund include the following:

QUESTION: WHERE IS THE GUARANTY COMING FROM?
Answer: The Guaranty is from State Street Bank and Trust Company. In addition, the Gabelli organization has pledged collateral to State Street Bank to make the investor whole. Simply stated, the Gabelli organization is putting its capital behind the guaranty.

QUESTION:  HOW DO YOU GUARANTEE A RETURN?
Answer: Gabelli Funds has arranged for the Letter of Credit to serve as the guarantee. Gabelli Funds posts collateral to support the amount of the Letter of Credit. Fees and expenses associated with developing the Letter of Credit are assumed by Gabelli Funds.

QUESTION:  ARE OUR  PERSONAL  HOLDINGS IN THE  GABELLI ABC FUND  LIQUID?
Answer: As with any mutual fund, you may sell your shares on any day at the current net asset value. However, to maintain the guaranty you must hold the shares for the entire guaranty period.

QUESTION:  WHAT HAPPENS IF THE GABELLI ORGANIZATION MAKES POOR INVESTMENTS?
Answer: This is a mutual fund and functions like a mutual fund. The assets are invested by the investment advisor and State Street Bank serves as the custodian. If the market were to drop sharply, and the investments in the portfolio were to decline sharply, the shareholders would look to State Street Bank for the return of their money plus 5%. State Street looks to Gabelli.

QUESTION:  HOW  HAVE  WE DONE SO  FAR?
Answer: The first Performance guaranty period was from May 14, 1993 through May 13, 1994 during which period the fund grew by 9.8%. During the second performance guaranty period (January 3, 1994 through December 31, 1994) investors earned 4.74% and were paid the shortfall to bring the total return to 5%. We are up 3.9% through March 31, 1995.

QUESTION: HOW DID THE FUND PAY A $0.91 PER SHARE DIVIDEND, BUT ONLY GROW BY 4.5% FOR THE YEAR?
Answer: We selectively acquired investments in the equity markets that we believed would generate positive returns. Our focused selections performed well while our U.S. Treasury securities generated income to meet tax requirements while it also immunized the portfolio against market declines. But as a mutual fund we must pay out virtually all of its dividend and interest income, net of expenses, as well as realized capital gains to avoid paying taxes at the Fund level. This payout represented 9.1% of your investment on January 3, 1994. However certain securities held in the portfolio declined in market value. This "unrealized " depreciation during 1994 reduced our annual return to 4.5% for the full year.

QUESTION:  WHAT IMPACT WILL THIS DIVIDEND HAVE ON THE 5% GUARANTY?
Answer: These dividends which were distributed by the Fund and reinvested by shareholders are counted as part of the guaranteed return.

QUESTION:  WHAT WERE THE RESULTS FOR 1994?
Answer: On a $5,000 investment on January 3, 1995, shareholders received the Letter of Credit proceeds of $12.85. If shareholders remained in the Fund, they automatically participate in the 1995 performance guaranty program up to $5,000. Shares owned in excess of $5,000 participate in the actual performance of the Fund. If they choose to redeem their shares before December 31, 1995 they would do so at the current net asset value.

QUESTION: WHAT ABOUT THE INVESTMENT STRATEGY?
Answer: We are still being somewhat cautious. Last year's results were helped by opportunistic investments, but rising interest rates dampened returns on our fixed income investments.

QUESTION:  WHAT ARE THE  RISKS  INVOLVED?
Answer: With the standby Letter of Credit, the Performance Guaranty Program has been designed to minimize risks. The principle risk is the failure of any party to fulfill its obligation under the contract. State Street Bank and Trust Company has a high quality credit rating and a strong reputation.

QUESTION: AS FOR 1995, WON'T THE HIGH EXPENSE RATIO DETER THE POTENTIAL FOR GAINS GREATER THAN 5%?
Answer: Because of its small size, the Fund's expense ratio is higher than larger mutual funds. This will have a direct effect on the Fund's net returns to shareholders. If the fund size increases through additional investments or appreciation, the effect of fixed expenses is reduced. In any event, your returns will be no less than the performance guaranty amount on covered investments.

QUESTION: WHY ARE YOU DOING THIS?
Answer: Gabelli Funds started this Fund to attract investors wary of the securities market and individuals unfamiliar with mutual funds. Low interest rates caused many to look for higher returns without risk. This Fund provides an answer to all of these concerns. We wanted to offer a unique product which differentiates our organization from other mutual fund groups. This product is an introduction to mutual fund investing.

QUESTION:  WHAT TYPE OF FUND IS IT?
Answer: It is a Fund that will utilize various investment techniques to generate positive returns in various market conditions without excessive risk of capital. This is a flexible portfolio.

QUESTION: HOW WILL I BE PAID IN THE EVENT THE FUND DOES NOT PERFORM TO THE GUARANTY?
Answer: If we do not achieve our total return of 5%, State Street Bank and Trust Company will fund your investment account with the difference. If you elect to redeem the Fund at the end of the guaranty program, your investment plus proceeds from the Letter of Credit will be directed to you either by check or exchanged into The Gabelli U.S. Treasury Money Market Fund. Alternatively, the proceeds and your original investment may continue to be invested in the Fund.

QUESTION:  IS MY  PRINCIPAL  GUARANTEED?
Answer: Yes, up to $5,000 for 1995. The Letter of Credit issued by State Street Bank and Trust Company guaranteed your principal plus a minimum 5% return, if you hold the securities and reinvest your dividends throughout the guaranty period.

LET'S TALK STOCKS
The following are stock specifics on selected holdings of our Fund's investments. Favorable EBITDA prospects do not necessarily translate into higher stock prices, but they do express a positive trend which we believe will develop over time.

LIN BROADCASTING CORP. (LINB - $121.75 - NASDAQ) is among the largest and most attractive cellular telephone operators in the U.S. with controlling interests in the New York, Los Angeles, Dallas and Houston markets. McCaw Cellular Communications, which was acquired by AT&T in 1994, controls 52% of LIN. McCaw (AT&T) is scheduled to purchase the 48% balance of LIN for $127.50 in cash. The Fund is holding LIN to earn the difference between the current market and the eventual "take out" price of LIN.

MARION MERRELL DOW - (MKC - $24.75- NYSE) announced it is in talks to be acquired by Hoechst AG for $25.75 a share, or $7.1 billion. Hoechst's board has approved the proposed acquisition of MKC. The two parties must still execute a definitive agreement. MKC believes the two sides are close to a deal and that a definitive agreement might be completed in the upcoming weeks. Hoechst is pursuing MKC largely to gain a greater presence in the U.S., the world's largest pharmaceutical market. Hoechst's follows other big European concerns that have gained entry into the United States through major acquisitions, like Ciba-Geigy's $2.1 billion investment in Chiron Corporation and Roche Holding's $5.3 billion merger with Syntex Corporation. The combined company would be the world's third largest drugmaker, with yearly sales of about $9 billion and products ranging from Seldane allergy medication to generic Albuterol. We hold a position in MKC.

CHICAGO AND NORTH WESTERN HOLDING COMPANY - (CNW - $34.75 - NYSE) has agreed to be acquired by Union Pacific Corporation (UNP - $54.875 - NYSE) through a $35 cash tender offer. UNP already owns 30% of CNW and is buying the 70% of CNW it doesn't own for $1.2 billion. The Interstate Commerce Commission has given UNP approval to convert its non-voting stock into voting shares, and further approval to merge the two railroads is unnecessary. Freight railroads, which have been reporting strong earnings from a rising U.S. economy and market-share gains, have been prowling for mergers as they strive to compete with rival truckers. The tender was completed on April 24, 1995. We established a large position.

KATY INDUSTRIES (KT - $9.625 - NYSE ) operates its business through three principal groups: industrial machinery, industrial components and consumer products. Katy also has a substantial investment portfolio. The industrial machinery group manufacturers and sells production machinery for the shoe making industry, dye-cutting machinery and food packaging machinery. Industrial components group manufactures and sells components such as specialty metals, testing and measuring instruments. The consumer products group manufactures and sells sanitary maintenance supplies and air filter and electronic components.

NORTEK (NTK - $10.375 - NYSE) is a diversified manufacturer of residential and commercial building products, operating within three principal product groups:
Residential Building Products, Air Conditioning and Heating Products and Plumbing Products. The company is a prime beneficiary of the do-it-yourself and professional replacement, remodeling and renovation markets. Sales growth of continuing businesses has been approximately 10% per year over the last few years; the company returned to profitability in 1994.

CARTER-WALLACE (CAR - $11.875 - NYSE) markets toiletries, pharmaceuticals, diagnostic specialties, proprietary drugs and pet products. Carter-Wallace products include such recognized brand names as Arid, Nair and Pearl Drops. The company's shares have been under a cloud since its drug FELBATOL, a promising new therapy for patients with epilepsy, has had to be withdrawn from use due to risk of a rare, fatal effect on bone marrow.

CONTEL CELLULAR (CCXLA - $25.25 - OTC) provides telephone services in approximately 60 metropolitan areas and over 60 rural areas. The company is 90% owned by GTE Corporation (GTE - $33.25 - NYSE) which acquired its interest in CCXLA as part of its merger with Contel Corporation. Over the past 5 years, annual compounded growth has exceeded 50%, which reflects the companies superior customer service and innovative distribution and marketing program. In 1994, Contel Cellular launched a wireless data tracking service, based on a successful prototype program used by UPS to track parcel deliveries.

GABELLI U.S. TREASURY  MONEY MARKET FUND

     Many of our  shareholders  have become  acquainted  with The  Gabelli  U.S.
Treasury Money Market Fund. The Fund provides checkwriting and exchange privileges. The Fund's expenses are capped at .30% of average net assets, making it one of the most attractive U.S. Treasury-only money market funds. With dividends that are exempt from state and local income taxes in all states, the Fund is an excellent vehicle in which to store idle cash. Call us at 1-800-GABELLI (1-800-422-3554) for a prospectus which gives a more complete description of the Fund, including management fees and expenses. Read it carefully before you invest or send money.

IN  CONCLUSION

     After a modest 1994, we are delighted the Fund has generated strong returns in the first quarter of 1995. We remain cautious regarding the short-term prospects for the broad market. With accelerating merger and acquisition activity worldwide, we do expect investors to focus more intensely on value to the general advantage of our portfolio.

     The Fund's daily net asset value is available in the financial press and each evening after 6:00 PM (Eastern Time) by calling 1-800-GABELLI (1-800-422-3554). The Fund's NASDAQ symbol is GABCX. Please call us during the day for further information.

     We thank you for your confidence in our investing abilities and wish you a productive and financially rewarding 1995.


                Sincerely,
                /s/ Mario J.  Gabelli
                Mario J.  Gabelli, CFA
                President and
                Chief Investment Officer

May 1, 1995

                                TOP TEN HOLDINGS
                                 MARCH 31, 1995
                                 --------------
  Chicago & North Western Holdings Corporation          Pet Incorporated
  Contel Cellular, Inc.                                 LIN Broadcasting
  Time Warner Inc.                                      Katy Industries, Inc.
  Marion Merrill Dow, Inc.                              Flagstar Companies
  Nortek, Inc.                                          Carter-Wallace, Inc.

The Gabelli ABC Fund
Portfolio of Investments -- March 31, 1995 (Unaudited)
- --------------------------------------------------------------------------------
 Principal
  Amount                                                      Market
 or Shares                                          Cost       Value
- ----------                                       -----------  ----------
           COMMON STOCKS--64.11%
           AUTOMOTIVE: PARTS AND ACCESSORIES - 0.28%
    3,000  Wynn's International, Inc.            $  63,150   $   64,875
                                                -----------  ----------

           AVIATION: PARTS AND ACCESSORIES - 0.11%
    6,000  Hi-Shear Industries Inc.+                31,300       25,500
                                                -----------  ----------
           CABLE - 0.33%
    2,000  Multimedia Inc.+ ......                  56,450       75,750
                                                -----------  ----------

           CONSUMER PRODUCTS - 0.49%
    9,500  Carter-Wallace, Inc....                   96,444     112,811
                                                -----------  ----------

           DIVERSIFIED INDUSTRIAL - 0.84%
   20,000  Katy Industries, Inc. .                  499,425     192,500
                                                -----------  ----------
           ENERGY - 0.33%
    5,100  Southwest Gas Corporation                83,130       75,225
                                                -----------  ----------
           FINANCIAL SERVICES - 0.05%
    1,000  Duff & Phelps Corporation                12,425       11,250
                                                -----------  ----------

           FOOD PRODUCTS AND SERVICES - 4.47%
   40,000  Pet Incorporated ......               1,029,500    1,025,000
                                                -----------  ----------
           HEALTH CARE - 6.31%
   58,500  Marion Merrell Dow Inc.               1,432,384    1,447,875
                                                -----------  ----------
           INDUSTRIAL EQUIPMENT AND SUPPLIES - 0.53%
    9,000  Ampco-Pittsburgh
             Corporation..........                  62,350       70,875
    5,000  Nortek Inc.+...........                  54,000       51,875
                                                -----------  ----------
                                                   116,350      122,750
                                                -----------  ----------
           TRANSPORTATION - 30.27%
  200,000  Chicago & North Western
             Holdings Corporation+               6,932,622    6,950,000
                                                -----------  ----------
           WIRELESS COMMUNICATIONS - 20.10%
    2,000  Cellular Communications
             Inc. Cl. A+..........                   92,000      95,500
  150,000  Contel Cellular, Inc.+.                3,746,609   3,787,500
    6,000  LIN Broadcasting Corporation+            727,625     730,500
                                                -----------  ----------
                                                  4,566,234   4,613,500
                                                -----------  ----------
           TOTAL COMMON STOCKS  ..               14,919,414  14,717,036
                                                -----------  ----------
           CONVERTIBLE CORPORATE BONDS - 9.17%

           BUSINESS SERVICES - 0.42% $94,000 Trans-Lux Corporation Sub.
             Deb. Cv. 9.00%, 12/01/05                96,235      95,763
                                                -----------  ----------
           ENTERTAINMENT - 8.32%
1,900,000  Time Warner Inc. Sub. Deb.
             Cv. 8.75%, 01/10/15..                2,009,712   1,909,500
                                                -----------  ----------
           FOOD AND BEVERAGE - 0.43%
  110,000  Flagstar Companies, Inc.
             Sub. Deb. Cv.
             10.00%, 11/01/14.....                  103,670      79,200
   20,000  Ingles Markets, Incorporated
             Sub. Deb. Cv. 10.00%,
             10/15/08.............                   20,940      20,900
                                                -----------  ----------
                                                    124,610     100,100
                                                -----------  ----------
           TOTAL CONVERTIBLE
             CORPORATE BONDS  ....                2,230,557   2,105,363
                                                -----------  ----------

           CONVERTIBLE PREFERRED STOCKS--0.20%

           INDUSTRIAL EQUIPMENT AND SUPPLIES - 0.20%
      500  Navistar International
             Corporation $6.00 Cv.
             Pfd. Ser. G..........                   27,275      26,188
    1,500  NYCOR, Inc.
             $1.70 Cv. Pfd........                   26,250      19,500
                                                -----------  ----------
                                                     53,525      45,688
                                                -----------  ----------
           TOTAL CONVERTIBLE
             PREFERRED STOCKS  ...                   53,525      45,688
                                                -----------  ----------
           CORPORATE BONDS--5.94%

           FOOD AND BEVERAGE - 0.36%
 $100,000  Flagstar Companies Inc.
             11.25%, 11/01/04 ....                  100,804      83,750
                                                -----------  ----------

           INDUSTRIAL EQUIPMENT AND SUPPLIES - 5.58% 1,400,000 Nortek, Inc.
             9.875%, 03/01/04.....                1,389,748   1,281,000
                                                -----------  ----------
           TOTAL
             CORPORATE BONDS  ....                1,490,552   1,364,750
                                                -----------  ----------

           U.S. GOVERNMENT OBLIGATIONS - 17.81%
4,105,000  U.S. Treasury Bills,
             5.415% to 5.68%
             Due 04/06/95 to
             05/18/95.............                4,089,190   4,089,190
                                                -----------  ----------
           TOTAL U.S. GOVERNMENT
             OBLIGATIONS .........                4,089,190   4,089,190
                                                -----------  ----------
           TOTAL
             INVESTMENTS - 97.23%               $22,783,238  22,322,027
                                                ===========

           Cash and Other Assets, in
             excess of Liabilities -2.77%                       634,797
                                                            -----------
           NET ASSETS - 100.00%
             (2,310,533 shares
               outstanding) ......                          $22,956,824
                                                            ===========

           Net Asset Value and
             Redemption Price
             Per Share ...........                                $9.94
                                                                  =====

           MAXIMUM PUBLIC OFFERING PRICE PER SHARE
             ($9.94 / .980 Based on
               a maximum sales
               charge of 2.0%) ...                               $10.14
                                                                 ======




+Non-income producing security

                             GABELLI FAMILY OF FUNDS
                     DISTRIBUTED BY GABELLI & COMPANY, INC.
                    ONE CORPORATE CENTER, RYE, NY 10580-1435


GABELLI ASSET FUND--------------------------------------------------------------
Invests in a diversified portfolio of companies selling below their private market value. The Fund's primary objective is to seek growth of capital.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA

GABELLI GROWTH FUND-------------------------------------------------------------
Invests in a diversified portfolio of common stocks that have favorable, yet undervalued, prospects for earnings growth. The Fund's primary objective is to seek capital appreciation by employing an earnings-driven investment approach.
                                          PORTFOLIO MANAGER: HOWARD F. WARD, CFA

                             GABELLI GLOBAL SERIES
                             ---------------------

   GABELLI GLOBAL TELECOMMUNICATIONS FUND
   Invests in telecommunications companies throughout the world. Targets undervalued companies with strong earnings per share and cash flow dynamics. The Fund's primary objective is to seek capital appreciation.
                                             TEAM MANAGER: MARIO J. GABELLI, CFA

   GABELLI GLOBAL CONVERTIBLE SECURITIES FUND
   Invests primarily in bonds and preferred stocks which are convertible into common stock of foreign and domestic companies. The Fund's primary objective is to seek a high level of total return through a combination of current income and capital appreciation.
                                                 PORTFOLIO MANAGER: HART WOODSON

   GABELLI GLOBAL INTERACTIVE COUCH POTATO(TM)(C) FUND
   Invests in companies involved in communications, creativity and copyright throughout the world. The Fund will also invest in companies participating in emerging technological advances in interactive services and products. The Fund's primary objective is to seek capital appreciation.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA

GABELLI GOLD FUND---------------------------------------------------------------
Invests in a global portfolio of equity securities of gold mining and related companies. The Fund's primary objective is to seek capital appreciation. Investment in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial and political factors.
                                                 PORTFOLIO MANAGER: CAESAR BRYAN

Investment in foreign securities involves risks not ordinarily associated with investments in domestic issuers, including currency fluctuation, economic and political risks.

GABELLI SMALL CAP GROWTH FUND
Invests primarily in equity securities of smaller companies (companies with a total market capitalization of less than $500 million) which are believed likely to have rapid growth in revenues and earnings. The Fund's primary objective is to seek capital appreciation.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 4 1/2%

GABELLI VALUE FUND--------------------------------------------------------------
Invests in a concentrated portfolio of securities of companies which are selling below their private market value. The Fund's primary objective is long-term capital appreciation. $250 initial minimum for IRAs.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 5 1/2%

GABELLI EQUITY INCOME FUND------------------------------------------------------
Invests primarily in a portion of income-producing equity securities. Pays quarterly dividends. The Fund's primary objective is to seek a high level of total return.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 4 1/2%

GABELLI U.S. TREASURY MONEY MARKET FUND-----------------------------------------
Invests exclusively in short-term U.S. Treasury securities. The Fund's primary objective is to provide high current income consistent with the preservation of principal and liquidity. Features low expenses, free checkwriting, telephone exchange and redemption privileges. $10,000 minimum initial investment. $3,000 minimum for Gabelli Fund shareholders. $1,000 for IRAs and Custodial Accounts.
                                                 PORTFOLIO MANAGER: RONALD EAKER

GABELLI'S WESTWOOD FUNDS--------------------------------------------------------
The Westwood Funds consist of three investment portfolios, designed to pursue a variety of investment objectives: Westwood Equity Fund seeks growth, Westwood Balanced Fund seeks income and growth, and Westwood Intermediate Bond Fund seeks current income.
                                     PORTFOLIO MANAGERS: SUSAN BYRNE & PAT FRAZE
To request a prospectus, call
1-800-GABELLI (1-800-422-3554)
Or, visit our Internet homepage at:
HTTP:/ /NETWORTH.GALT.COM/GABELLI
The prospectus(es) contain more complete information, including fees and expenses, and should be read carefully prior to investing.

                              THE GABELLI ABC FUND
                              One Corporate Center
                            Rye, New York 10580-1434
                                 1-800-GABELLI
                                [1-800-422-3554]
                     (Net Asset Value may be obtained daily
                   by calling 1-800-GABELLI after 6:00 P.M.)

                               BOARD OF DIRECTORS
                               Mario J. Gabelli,
                                CFA Chairman and
                            Chief Investment Officer
                              Gabelli Funds, Inc.

                              Anthony J. Colavita
                                Attorney-at-Law
                           Anthony J. Colavita, P.C.

                               Vincent D. Enright
                             Senior Vice President
                          and Chief Financial Officer
                         The Brooklyn Union Gas Company

                                 Karl Otto Pohl
                                Former President
                              Deutsche Bundesbank

                              Werner J. Roeder, MD
                              Director of Surgery
                               Lawrence Hospital

                                    OFFICERS

                             Mario J. Gabelli, CFA
                              President and Chief
                               Investment Officer

                           J. Hamilton Crawford, Jr.
                                   Secretary

                                Bruce N. Alpert
                                 Vice President
                                 and Treasurer

                                  DISTRIBUTOR
                            Gabelli & Company, Inc.

                  CUSTODIAN, TRANSFER AGENT AND DIVIDEND AGENT
                      State Street Bank and Trust Company

                                 LEGAL COUNSEL
                      Skadden, Arps, Slate, Meagher & Flom


- --------------------------------------------------------------------------------
This report is submitted for the general information of the shareholders of The Gabelli ABC Fund. It is not authorized for distribution to prospective investors unless preceded or accompanied by an effective prospectus.
- --------------------------------------------------------------------------------